Form 10QSB
period 1995-04-01
ACUITY IMAGING INC
filed 1995-05-15
CIK 702891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the quarterly period ended   April  1, 1995
                                   -------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the transition period from        to
                                   ------    ------


                      Commission file number   0-12094
                                              ---------


                             ACUITY IMAGING, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                  04-2688311
            --------                                  ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


                 9 Townsend West, Nashua, New Hampshire 03063
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


Issuer's telephone number  (603) 598-8400
                          -----------------


Former name, former address and former fiscal year, if changed since last report: Not Applicable
        -----------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -------    -------


As of May 10, 1995 issuer had outstanding 2,461,213 shares of Common Stock.

                     ACUITY IMAGING, INC. AND SUBSIDIARIES
                     -------------------------------------

                               TABLE OF CONTENTS

                                                                 PAGE

Part I.   Financial Information

          Condensed consolidated balance sheets at
           April 1, 1995 and December 31, 1994...................  3

          Condensed consolidated statements of operations for
           the thirteen weeks ended April 1, 1995
           and April 2, 1994.....................................  4

          Condensed consolidated statements of cash flows for
           the thirteen weeks ended April 1, 1995
           and April 2, 1994.....................................  5

          Notes to condensed consolidated financial statements...  6

          Management's discussion and analysis...................  8

Part II.  Other Information...................................... 13



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ACUITY IMAGING, INC. AND SUBSIDIARIES
- -------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                                         April 1,   December 31,
                                                            1995           1994
                                             Notes    (Unaudited)      (Audited)
                                             -----    -----------      ---------
ASSETS
- ------

CURRENT ASSETS:
 Cash and equivalents                                  $    279       $    529
 Accounts receivable, net                                 3,228          3,605
 Inventories                                              1,781          1,665
 Other current assets                         10            174             28
                                                       --------       --------
          Total current assets                            5,462          5,827

PROPERTY AND EQUIPMENT - Net                                988            873

OTHER ASSETS                                                 20             20
                                                       --------       --------
TOTAL ASSETS                                           $  6,470       $  6,720
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                      $  1,807       $  1,573
 Advances from customers                                     99            193
 Accrued expenses                                         1,010          1,591
 Loan payable                                  9          1,250              -
                                                       --------       --------
          Total current liabilities                       4,166          3,357
                                                       --------       --------
LOAN PAYABLE                                   8              -          1,015
                                                       --------       --------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
  authorized, 10,000,000 shares,
  issued, 2,458,680 shares at
  April 1, 1995 and
  2,389,532 shares at December 31, 1994                      25             24
 Additional paid-in capital                              61,161         61,081
 Accumulated deficit                                    (59,029)       (58,888)
 Cumulative translation adjustment                          147            131
                                                       --------       --------
          Total stockholders' equity                      2,304          2,348
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,470       $  6,720
                                                       ========       ========

See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
- -------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

                                                          Thirteen Weeks ended
                                                         -----------------------
                                                           April 1,     April 2,
                                               Notes           1995         1994
                                               -----           ----         ----
NET SALES AND SERVICE REVENUE                    2          $4,895       $5,189
                                                            ------       ------
COSTS AND EXPENSES:
 Cost of sales and service revenue                           2,121        2,101
 Research and development                                    1,089          938
 Marketing and selling                                       1,469        1,250
 General and administrative                                    337          373
                                                            ------       ------
          Total costs and expenses                           5,016        4,662
                                                            ------       ------
INCOME (LOSS) FROM OPERATIONS                                 (121)         527

INTEREST EXPENSE - Net                                          20           73
                                                            ------       ------
INCOME (LOSS) BEFORE INCOME TAXES                             (141)         454

PROVISION FOR INCOME TAXES                                       -           44
                                                            ------       ------
NET INCOME (LOSS)                                           $ (141)      $  410
                                                            ======       ======
NET INCOME (LOSS) PER SHARE                      5          $ (.06)      $  .16
                                                            ======       ======
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING            5           2,417        2,579
                                                            ======       ======

See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
- -------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                          Thirteen Weeks ended
                                                         -----------------------
                                                           April 1,     April 2,
                                               Notes           1995         1994
                                               -----           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $(141)      $   410
                                                            -----       -------
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization                             131            77
    Interest expense                                            -            84
    Increase (decrease) in cash
     resulting from a change in:
      Accounts receivable                                     377          (199)
      Inventories                                            (116)           16
      Other                                      10          (146)          (13)
      Accounts payable                                        234          (165)
      Advances from customers                     8           (94)        1,179
      Accrued expenses                                       (581)         (477)
                                                            -----       -------
          Total adjustments                                  (195)          502
                                                            -----       -------
          Net cash provided by (used in)
           operating activities                              (336)          912
                                                            -----       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                    (246)         (209)
                                                            -----       -------
          Net cash used in investing
           activities                                        (246)         (209)
                                                            -----       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                      81             1
  Proceeds from bank loan                                     235         1,500
  Payment of short term debt                      8             -        (3,419)
                                                            -----       -------
          Net cash provided by (used in)
           financing activities                               316        (1,918)
                                                            -----       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND EQUIVALENTS                                               16            (1)
                                                            -----       -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (250)       (1,216)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     529         2,324
                                                            -----       -------
CASH AND EQUIVALENTS, END OF PERIOD                         $ 279       $ 1,108
                                                            =====       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID DURING THE PERIOD                           $  22       $ 1,269
                                                            =====       =======
  INCOME TAXES PAID DURING THE PERIOD                       $  28       $    56
                                                            =====       =======

See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
- -------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position as of April 1, 1995 (unaudited) and December 31, 1994 and the unaudited results of operations and cash flows for the thirteen weeks ended April 1, 1995 and April 2, 1994. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, Acuity Imaging, Inc. (the "Company") believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes incorporated in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

2. On January 26, 1994 Acuity Imaging, Inc. was formed by the merger (the "Merger") of Automatix Incorporated ("Automatix") and Itran Corp. ("Itran"), a privately held corporation, with Automatix as the surviving entity. In connection with the Merger, the Company effected a 1 for 20 reverse stock split. The Merger has been accounted for as a pooling of interests; accordingly, the Company has restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of Automatix and Itran.

3. On April 27, 1995 the Company and Robotic Vision Systems, Inc. ("RVSI") of Hauppauge, New York signed an Agreement and Plan of Merger and Reorganization whereby RVSI would acquire all of Acuity's outstanding stock. The transaction is intended to be completed as a tax free reorganization and to be accounted for as a pooling of interests. To effect the transaction RVSI would issue 1.072 shares of its common stock in exchange for each outstanding share of Acuity common stock. In addition, Acuity's outstanding stock options would be exchanged for options on RVSI's common stock in the same 1.072 to one ratio. Consummation of the merger is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of Acuity and RVSI.

4. The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

5. Income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the assumed net shares issuable (treasury stock method) upon exercise of stock options and warrants when dilutive. Fully diluted and primary income per common share do not differ materially for either of the periods presented.

6. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

7. The results of operations for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results for the entire fiscal year.

8. On April 1, 1994 the Company retired its $3.4 million subordinated notes which were due on June 30, 1994. In connection with this retirement the Company borrowed $1.5 million against its then $3.5 million bank line of credit. The additional cash utilized in the retirement came from operations and from a customer down payment of approximately $1.2 million on a $3.6 million contract received in March 1994.

9. As of the balance sheet date of April 1, 1995 the Company was in default of certain of the covenants on its outstanding bank line of credit agreement and as such the "Loan Payable" amount has been classified as a short term liability. The Company has obtained forbearance from such defaults from its bank until the earlier of (i) August 15, 1995 or (ii) any termination of the Company's arrangement for its contemplated merger with RVSI without such merger having been consummated. In the event that either of the two events occurs, the Company would need to enter into negotiations with its bank in an attempt to resolve the termination of such forbearance.

10. Other current assets of $174,000 at April 1, 1995 include $106,000 of prepaid merger related expenses associated with the proposed RVSI merger (see Note 3 to Condensed Consolidated Financial Statements).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On January 26, 1994 Acuity Imaging, Inc. was formed by the merger (the "Merger") of Automatix Incorporated ("Automatix") and Itran Corp. ("Itran"), a privately held corporation, with Automatix as the surviving entity. In connection with the Merger, the Company effected a 1 for 20 reverse stock split. The Merger has been accounted for as a pooling of interests; accordingly, the Company has restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of Automatix and Itran.

     On April 27, 1995 the Company and Robotic Vision Systems, Inc. ("RVSI") of Hauppauge, New York signed an Agreement and Plan of Merger and Reorganization whereby RVSI would acquire all of Acuity's outstanding stock. The transaction is intended to be completed as a tax free reorganization and to be accounted for as a pooling of interests. To effect the transaction RVSI would issue 1.072 shares of its common stock in exchange for each outstanding share of Acuity common stock. In addition, Acuity's outstanding stock options would be exchanged for options on RVSI's common stock in the same 1.072 to one ratio. Consummation of the merger is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of Acuity and RVSI.

RESULTS OF OPERATIONS

     Total revenues decreased approximately 6% in the first quarter of 1995 as compared to the first quarter of 1994. The decrease was primarily a result of a 12% decrease in the core business of machine vision systems and software revenues partially offset by an 8% increase in Customer Service revenues combined with a 77% increase in Engineering Service revenues. The decrease in total revenues was primarily a result of the Company's lack of securing any one or two customers which have traditionally accounted for a significant percentage of the Company's revenues, combined with a somewhat changing product line which included certain newly introduced products which did not achieve their projected sales level during the quarter. In addition, the decrease in total revenues was also a result of increased sales through the Company's distribution network, as a percentage of total revenues, to which the Company sells at a percentage off of its standard list prices.

     Revenues by product line are summarized in the following table:


                                           Thirteen Weeks Ended
                                      -----------------------------
                                        April 1,         April 2,
                                           1995             1994
                                      -------------   -------------
                                         $     %         $      %
                                         -     -         -      -
Vision Systems and Software....        3,915   80      4,452    86
Customer Service and Training..          501   10        466     9
Engineering Services...........          479   10        271     5
                                      ------  ---     ------   ---
  Total........................       $4,895  100%    $5,189   100%
                                      ======  ===     ======   ===


     Vision Systems and Software include vision product and application engineering revenues. Customer Service and Training represents revenues from the sale of spare parts, training and maintenance agreements. Engineering Services include both vision and robotic software development contracts, robotic hardware sales, and U.S. government sponsored SBIR (Small Business Innovation Research) revenues.

     Vision systems designed for the general purpose market comprise the largest portion of the Company's revenues. In the first quarter of 1995 and also in the first quarter of 1994 general purpose vision revenues accounted for 62% of total Company revenues for each of such quarters. In 1994 general purpose vision revenues represented 69% of total Company revenues. The Company believes that this market will be its fastest growing market although quarterly fluctuations are possible. The Company's products for the general purpose market include the PV60(R) (Powervision 60(R)), PV90(R) (Powervision 90(R)), AV100(R) (Autovision 100(R)), IVS(R) (Intelligent Visual Sensors), the MVP(R) (Modular Vision Processor) and the newly introduced Mentorvision/TM/.

     Vision systems designed for niche (application specific) markets accounted for 18% of total Company revenues in the first quarter of 1995 as compared to 24% in the first quarter of 1994. In 1994 such revenues represented 17% of total Company revenues. The Company believes that this market will continue to be an important part of its business but its growth is not expected to keep pace with the anticipated growth in the general purpose market, although quarterly fluctuations are possible. The Company's products for the niche markets include the I-Pak(R), a pharmaceutical label inspection product; DMR (Data Matrix Reader/TM/), a reader of matrix-coded information; ICIS/TM/ (Integrated Circuit Inspection System), primarily a semiconductor package inspection product; BP-100/TM/ (Blister Pak Inspection System), and CLS-500/TM/.

     Customer service revenue including spare parts, training and maintenance agreements increased 8% in the first quarter of 1995 as compared to the first quarter of 1994 while it accounted for 10% of total Company revenues in the 1995 period as compared to 9% in the 1994 period. While the newer generation machine vision product lines require much less repair, maintenance and general customer support than the previous models, revenues from other types of services, including maintenance contracts, training and field support, are expected to offset the decline in the demand for the spare parts of the older product lines.

     Engineering Service revenue increased 77% and accounted for 10% of total revenues in the 1995 quarterly period as compared to 5% of total revenues in the 1994 quarterly period. The increase in revenues was primarily a result of increased billings of vision related Engineering Service contracts under the U.S. Government sponsored SBIR program. This included billings on both ongoing and newly obtained contracts. These increases were partially offset by declining revenues from sales of robotic hardware and from robotic software development contracts. The Company plans to continue work on its several SBIR contracts and to bid on new SBIR contracts in the future.

     Historically, Acuity has had one or two customers which have accounted for a significant percentage of its total revenues for a given year. In 1994 Brown & Williamson was Acuity's largest customer, accounting for 16% of total revenues. These revenues were a result of a $3.6 million contract completed in December 1994. In 1993 Acuity's largest customer, Motorola, accounted for 12% of the Company's total revenues. As of the end of the first quarter of 1995 and also as of the date of this report, the Company did not have any order or contract in its backlog that would compare with the size of the Brown & Williamson contract which was booked in March 1994 and which accounted for a significant part of the Company's total 1994 revenues. There can be no assurance that the Company will be able to secure and complete a similar contract in the future. Acuity recognizes the potential effects of reliance upon a few significant customers and therefore continues to attempt to expand its market share through a diversified customer base.

     International revenues increased approximately 70% in the first quarter of 1995 from the comparable quarter in 1994. The increase was a result of a 78% increase in European revenues combined with 50% increase in Asian revenues. The increase in international revenues was a result of what Acuity believes were slightly improved economic conditions in Europe and Asia with regard to Acuity's products while the Company believes that the 22% decrease in North American revenues was primarily a result of the Company's lack of securing any one or two North American customers which traditionally account for a significant percentage of the Company's revenues.

     The following table summarizes total revenues by geographic region:

                                           Thirteen Weeks Ended
                                      -----------------------------
                                        April 1,         April 2,
                                           1995             1994
                                      -------------   -------------
                                         $     %         $      %
                                         -     -         -      -
     North America................    3,347    68      4,279    83
     Europe.......................    1,151    24        646    12
     Asia.........................      397     8        264     5
                                     ------   ---     ------   ---
          Total...................   $4,895   100%    $5,189   100%
                                     ======   ===     ======   ===

     Total costs and expenses, as a percentage of revenue, increased to approximately 103% of revenue in the first quarter of 1995 from approximately 90% of revenue in the first quarter of 1994. As a percentage of revenue, the increase in total costs and expenses consisted of an approximate 3 percentage point increase in the cost of goods sold and an approximate 10 percentage point increase in the other costs and expenses. In the first quarter of 1995 other costs and expenses included costs associated with the Company's reduction in force which occurred at the end of the first quarter. The December 31, 1994 headcount was 117 full-time employees. After the personnel reduction headcount totaled 113 at the end of the first quarter of 1995 as compared to 112 at the end of the first quarter of 1994.

     Cost of goods sold, as a percentage of revenue, increased approximately 3 percentage points to approximately 43% in the first quarter of 1995 from approximately 40% in the first quarter of 1994. The increase was primarily attributable to a product mix change to lower gross margin products in the 1995 period. In addition, increased sales through distribution, as a percentage of total revenues, and somewhat higher manufacturing labor costs in 1995 also contributed to the increased cost of goods sold. Future gross margins will be impacted by the product mix of future revenues and the level of revenues generated through the Company's distribution network which the Company is attempting to increase. Acuity continues to monitor and react to market events and developments in an attempt to improve its gross margin levels.

     Research and development expenses increased 16% in the thirteen weeks ended April 1, 1995 as compared to the similar period of 1994. The expense increase reflects a higher average R&D headcount in 1995 which increased salary, travel, and employee development expenses. Acuity expects to expend additional resources in the future to improve and expand its product lines and to respond to its customers' needs.

     Marketing and selling expenses increased approximately 18% in the first quarter of 1995 as compared to the comparable quarter in 1994. The increase was partially attributable to increased trade show, advertising, salary and travel expenses. Other expenses also increased as a result of the higher average headcount in the 1995 period. The decrease in revenues in the 1995 quarter as compared to the 1994 quarter produced a corresponding decrease in commission expense which partially offset the other expense increases. As Acuity attempts to expand its marketing and sales programs, in an effort to increase its market share and subsequently its revenues, additional expenditures in marketing and sales are planned.

     General and administrative expenses decreased 10% in the 1995 quarter as compared to the 1994 quarter. The decrease was primarily attributable to a lower average headcount which decreased salary and other employee related expenses. Additional resources will be invested in the general and administrative areas as required by the future growth of Acuity.

     Net interest expense decreased 73% in the first quarter of 1995 as compared to the first quarter of 1994. This was primarily a result of the retirement of the Company's 10% subordinated notes (See Note 8 to the Condensed Consolidated Financial Statements). Given current market interest rates and the Company's intention to reduce its outstanding borrowings under its bank line of credit whenever possible, Acuity believes that its net interest expense in 1995 should decline from its 1994 level.

     A provision for income taxes was not made in the 1995 period since the Company had an operating loss. The first quarter of 1994 tax rate of approximately 10% reflects federal and state taxes, and the use of tax loss and tax credit carryovers. The 10% rate is the approximate rate estimated for the Company during 1995. The Company has significant tax loss and tax credit carryovers both in the United States and the United Kingdom, but these have certain limitations on their use.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     For the thirteen weeks ended April 1, 1995, cash and cash equivalents decreased 47% from the 1994 year end amount. At the end of the quarter working capital totaled $1,296,000 as compared to $2,470,000 at year end 1994. The significant decline was primarily a result of the Company's line of credit becoming a short term liability as of April 1, 1995.

     In March 1995 the Company secured, from a commercial bank, a long term $3.5 million line of credit carrying more favorable terms than its previous line from another commercial bank (See Notes 8 and 9 to Condensed Consolidated Financial
Statements).   The Company borrowed against this new line and immediately paid off and terminated its previous line of credit which was scheduled to expire in May 1995. Since the new line of credit was for a long term commitment (expiration of June 1, 1997) the Company's December 31, 1994 loan payable on its bank line of credit was classified as a long term liability in the Company's audited December 31, 1994 Balance Sheet. However, since the Company was in default of certain covenants under this line of credit as of April 1, 1995, the then borrowings of $1,250,000 are classified as a short term liability in the Company's unaudited April 1, 1995 Balance Sheet. The Company has obtained forbearance from such defaults from its bank until the earlier of (i) August 15, 1995 or (ii) any termination of the Company's arrangement for its contemplated merger with RVSI without such merger having been consummated. In the event that either of the two events occurs, the Company would need to enter into negotiations with its bank in an attempt to resolve the termination of such forbearance. As of the date of this Form 10-QSB borrowings of $1,500,000 were outstanding and the Company had approximately another $343,000 in available borrowings against its line of credit.

     During the first quarter of 1995 the Company received $81,000 from the exercise of stock options and borrowed an additional $235,000 on its line of credit. During the first quarter of 1995 the Company invested $246,000 in the purchase of property and equipment. These costs were primarily for assets required for product development and enhancement. As of April 1, 1995 the Company had capitalized $106,000 of merger related costs associated with the proposed RVSI merger and such costs are classified in the Company's April 1, 1995 Balance Sheet as other assets. Such costs, combined with future merger related costs, are expected be expensed in the quarter in which the merger is consummated.

     Acuity's revised internal operating plan for the next year shows that cash resources, including those available from its line of credit, will be available to fund operations if the plan is substantially achieved. Satisfactory performance against its 1994 and 1993 plans was achieved. However, the Company did not achieve its plan for the first quarter of 1995 and subsequently revised downward its original projections for the balance of 1995. If the revenue and expense plan is not met during the year a strain will be placed on the Company's cash resources and corrective action would need to be taken. In the past the Company has reduced expense levels primarily through staff reductions.

     Acuity plans to purchase capital assets during the next year at a level consistent with its 1994 level. The planned purchases of capital equipment will be related to new product development and product introductions, personnel and a corporate MIS package. These costs are not expected to have a material effect on the Company's operations. The Company presently has no material commitments for capital expenditures. Inventory levels should remain somewhat consistent with levels maintained during the past two years, other than possible fluctuations caused by the timing of large orders.

     Whenever possible, the Company plans to reduce its outstanding borrowings on its bank line of credit. In the past Acuity invested its cash reserves mainly in short-term, high grade bank time deposits and expects to continue similar conservative policies in the future when cash resources allow. Interest earned provides an additional source of working capital funds.

     The Company has incurred significant operating losses during its history and has an accumulated deficit of approximately $59,000,000. The Company believes it has addressed the primary issues which led to its significant operating losses in past years by changing its product lines, restructuring, and most recently, merging. While the Company had completed four profitable quarters during 1994 since the Merger, each with increasing revenues, the first quarter of 1995 showed a decline in revenues and a net loss. The Company reduced its headcount at the end of March 1995 in an attempt to bring its expense level in line with its projected revenue levels. There can be no assurance that these measures, or any further measures the Company may employ, will cause the Company to experience revenue growth or have profitable operations in the future. The Company's future liquidity and profitability are dependent upon the Company's ability to effectively market and manufacture its products, to develop new products to meet changing customer demands and to expand its market share through a more diversified customer base.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       11     Computation of Per Share Earnings
       27     Financial Data Schedule (EDGAR)


(b)  Reports on Form 8-K

       There was one report on Form 8-K filed during the thirteen weeks ended April 1, 1995.

           The Form 8-K Report dated January 31, 1995 concerning Item 5. "Other Events" was filed with the S.E.C. and is incorporated herein by reference.

       There were three reports on Form 8-K filed subsequent to the thirteen weeks ended April 1, 1995 and prior to the filing of this Form 10-QSB.

           The Form 8-K Report dated April 17, 1995 concerning Item 5. "Other Events" was filed with the S.E.C. and is incorporated herein by reference.

           The Form 8-K Report dated April 24, 1995 concerning Item 5. "Other Events" was filed with the S.E.C. and is incorporated herein by reference.

           The Form 8-K Report dated April 27, 1995 concerning Item 5. "Other Events" was filed with the S.E.C. and is incorporated herein by reference.



                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     ACUITY IMAGING, INC.



Date:  May 11, 1995                      /s/ Ofer Gneezy
                                         ----------------
                                         Ofer Gneezy
                                         President


Date:  May 11, 1995                      /s/ John A. Rogers
                                         -------------------
                                         John A. Rogers
                                         Vice President and
                                         Chief Financial Officer

                         EXHIBIT INDEX                       PAGE NO.
                         -------------                       --------


        11    Computation of Per Share Earnings                 15
        27    Financial Data Schedule (EDGAR)                   16