Form 10QSB
period 1995-07-01
ACUITY IMAGING INC
filed 1995-08-14
CIK 702891

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

    For the quarterly period ended   July  1, 1995
                                   -----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    For the transition period from          to
                                   --------    --------

                       Commission file number  0-12094
                                              ---------


                             ACUITY IMAGING, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                     04-2688311
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                 9 Townsend West, Nashua, New Hampshire 03063
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


Issuer's telephone number  (603) 598-8400
                          -----------------


Former name, former address and former fiscal year, if changed since last
report:   Not Applicable
        ------------------


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ------     ------


As of August 11, 1995 issuer had outstanding 2,486,937 shares of Common Stock.

This report on Form 10-QSB contains 16 pages (excluding the EDGAR Financial Data Schedule which is Exhibit 27).

The exhibit index is on page 15.

                     ACUITY IMAGING, INC. AND SUBSIDIARIES
                     -------------------------------------


                               TABLE OF CONTENTS


                                                                PAGE
Part I.  Financial Information
           Condensed Consolidated Balance Sheets at
           July 1, 1995 and December 31, 1994..................    3

         Condensed Consolidated Statements of Operations
           for the Thirteen and Twenty-six weeks ended
           July 1, 1995 and July 2, 1994.......................    4

         Condensed Consolidated Statements of Cash Flows
           for the Twenty-six weeks ended
           July 1, 1995 and July 2, 1994.......................    5

         Notes to Condensed Consolidated Financial Statements..    6

         Management's Discussion and Analysis..................    8


Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K..............   14

         Signature.............................................   14

         Exhibit Index.........................................   15


ACUITY IMAGING, INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                          July 1,   December 31,
                                                             1995           1994
                                               Notes  (Unaudited)      (Audited)
                                               -----  -----------  -------------
ASSETS
------

CURRENT ASSETS:
 Cash and equivalents                                   $    384       $    529
 Accounts receivable, net                                  2,609          3,605
 Inventories                                               1,821          1,665
 Other current assets                          11            249             28
                                                        --------       --------
     Total current assets                                  5,063          5,827

PROPERTY AND EQUIPMENT - NET                                 936            873

OTHER ASSETS                                                  20             20
                                                        --------       --------
TOTAL ASSETS                                            $  6,019       $  6,720
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                       $  1,530       $  1,573
 Advances from customers                                     178            193
 Accrued expenses                                          1,126          1,591
 Loan payable                                  10          1,300              -
                                                        --------       --------
     Total current liabilities                             4,134          3,357
                                                        --------       --------
LOAN PAYABLE                                    8              -          1,015
                                                        --------       --------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; authorized,
  10,000,000 shares, issued, 2,484,517
  shares at July 1, 1995 and 2,389,532
  shares at December 31, 1994                                 25             24
 Additional paid-in capital                               61,247         61,081
 Accumulated deficit                                     (59,528)       (58,888)
 Cumulative translation adjustment                           141            131
                                                        --------       --------

     Total stockholders' equity                            1,885          2,348
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  6,019       $  6,720
                                                        ========       ========

See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                         Thirteen Weeks      Twenty-Six Weeks
                                              Ended               Ended
                                         ------------------  -----------------
                                          July 1,   July 2,  July 1,   July 2,
                                   Notes    1995     1994      1995     1994
                                   -----    ----     ----      ----     ----


NET SALES AND SERVICE REVENUE          2  $ 4,099   $5,386  $ 8,994   $10,575
                                          -------   ------  -------   -------

COSTS AND EXPENSES:
 Cost of sales and service revenue          1,892    2,368    4,013     4,469
 Research and development                     938    1,003    2,027     1,941
 Marketing and selling                      1,452    1,269    2,921     2,519
 General and administrative                   283      435      620       808
                                          -------   ------  -------   -------
     Total costs and expenses               4,565    5,075    9,581     9,737
                                          -------   ------  -------   -------
INCOME (LOSS) FROM OPERATIONS                (466)     311     (587)      838
INTEREST EXPENSE - NET                         33       22       53        95
                                          -------   ------  -------   -------
INCOME (LOSS) BEFORE INCOME TAXES            (499)     289     (640)      743
PROVISION FOR INCOME TAXES                      -       30        -        74
                                          -------   ------  -------   -------
NET INCOME (LOSS)                           ($499)  $  259    ($640)  $   669
                                          =======   ======  =======   =======
NET INCOME (LOSS) PER SHARE            5    ($.20)    $.10    ($.26)     $.26
                                          =======   ======  =======  =======
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING  5    2,469    2,580    2,443     2,579
                                          =======   ======  =======   =======


See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
-------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
--------------------------------------------------------------------------------


                                                        Twenty-Six Weeks ended
                                                       -------------------------
                                                           July 1,       July 2,
                                                Notes       1995          1994
                                                -----       ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        ($  640)     $   669
                                                           -------      -------

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                             280          179
     Interest expense                                            -           84
     Increase (decrease) in cash
      resulting from a change in:
      Accounts receivable                                      996         (525)
      Inventories                                             (156)          67
      Other current assets                        11          (221)          17
      Accounts payable                                         (43)         179
      Advances from customers                                  (15)         992
      Accrued expenses                                        (465)        (451)
                                                           -------      -------

       Total adjustments                                       376          542
                                                           -------      -------
       Net cash provided by (used in)
        operating activities                                  (264)       1,211
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                     (343)        (395)
                                                           -------      -------
       Net cash used in investing
        activities                                            (343)        (395)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock
   options                                                     167            3
  Proceeds from bank loan                         10           285        1,000
  Payment of short term debt                       8             -       (3,419)
                                                           -------      -------
       Net cash provided by (used in)
        financing activities                                   452       (2,416)
                                                           -------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         10            -
                                                           -------      -------

DECREASE IN CASH AND EQUIVALENTS                              (145)      (1,600)

CASH AND EQUIVALENTS, BEGINNING OF
 PERIOD                                                        529        2,324
                                                           -------      -------

CASH AND EQUIVALENTS, END OF PERIOD                        $   384      $   724
                                                           =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  INTEREST PAID DURING THE PERIOD                          $    58      $ 1,297
                                                           =======      =======
  INCOME TAXES PAID DURING THE PERIOD                      $    30      $    68
                                                           =======      =======

See notes to condensed consolidated financial statements.

ACUITY IMAGING, INC. AND SUBSIDIARIES
-------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary to present fairly the financial position as of July 1, 1995 (unaudited) and December 31, 1994 and the unaudited results of operations for the thirteen weeks ended July 1, 1995 and July 2, 1994, and the unaudited results of operations and cash flows for the twenty-six weeks ended July 1, 1995 and July 2, 1994. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, Acuity Imaging, Inc. (the "Company") believes that although the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the financial statements and footnotes in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

2. On January 26, 1994 Acuity Imaging, Inc. was formed by the merger (the "Merger") of Automatix Incorporated ("Automatix") and Itran Corp. ("Itran") of Manchester, New Hampshire, a privately held corporation, with Automatix as the surviving entity. In connection with the Merger, the Company effected a 1 for 20 reverse stock split. The Merger has been accounted for as a pooling of interests; accordingly, the Company has restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of Automatix and Itran.

3. On April 27, 1995 the Company and Robotic Vision Systems, Inc. ("RVSI") of Hauppauge, New York signed an Agreement and Plan of Merger and Reorganization, which was amended and restated as of July 11, 1995, whereby RVSI would acquire all of Acuity's outstanding stock. The transaction is intended to be completed as a tax free reorganization and to be accounted for as a pooling of interests. To effect the transaction RVSI would issue
     0.766 of a share of its common stock in exchange for each outstanding share of Acuity common stock; provided, however, that if the average of the closing prices of RVSI Common Stock on the Nasdaq National Market for the 20 trading days ending on (and including) the third trading day immediately prior to the RVSI Special Meeting of Stockholders is greater than $14.50, then the exchange ratio shall be equal to the quotient of $11.107 divided by the average closing price (provided that in no event shall the exchange ratio be less than 0.555375); and if the average closing price is less than $10.00, then the exchange ratio shall be equal to the quotient of $7.66 divided by the average closing price (provided that in no event shall the exchange ratio be more than 0.925626). In addition, Acuity's outstanding stock options would be exchanged for options on RVSI'S common stock in the same ratio as described above. Consummation of the merger is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of Acuity and RVSI.

4. The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

5. Income per share is computed using the weighted average number of common and common equivalent shares outstanding during the respective periods, including the assumed net shares issuable (treasury stock method) upon exercise of stock options and warrants when dilutive. Fully diluted and primary income per common share do not differ materially for any of the periods presented.

6. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

7. The results of operations for the thirteen and twenty-six weeks ended July 1, 1995 are not necessarily indicative of the results for the entire fiscal year.

8. On April 1, 1994 the Company retired its $3.4 million subordinated notes, which included $1,269,000 of accrued interest, which were due on June 30, 1994. In connection with this retirement the Company then borrowed $1.5 million against its $3.6 million bank line of credit. The additional cash utilized in the retirement came from operations and from a customer down payment of approximately $1.2 million on a $3.5 million contract which was received in March, 1994 (see Note 9 to Condensed Consolidated Financial Statements).

9. In March, 1994 the Company received a contract from Brown & Williamson for $3.6 million for 60 vision-based package inspection systems. During the quarter ended July 2, 1994 the Company shipped the first 12 units of this 60 unit order. The revenue of approximately $715,000 from this contract represented 13% of the Company's 1994 second quarter total revenue and 7% of the Company's 1994 six month total revenue.

10. As of the balance sheet date of July 1, 1995 the Company was in default of certain of the covenants on its outstanding bank line of credit agreement and as such the "Loan Payable" amount has been classified as a short term liability. The Company has obtained forbearance from such defaults from its bank until the earlier of (i) September 30, 1995 or (ii) any termination of the Company's arrangement for its contemplated merger with RVSI without such merger having been consummated. In the event that either of the two events occurs, the Company would need to enter into negotiations with its bank in an attempt to resolve the termination of such forbearance.

11. Other current assets of $249,000 at July 1, 1995 include $185,000 of prepaid merger related expenses associated with the proposed RVSI merger (see Note 3 to Condensed Consolidated Financial Statements). Such costs, combined with future merger related costs, are expected be expensed in the quarter in which the merger is consummated.

ITEM 2.  MANAGEMENTOS DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       On January 26, 1994 Acuity Imaging, Inc. was formed by the merger (the "Merger") of Automatix Incorporated ("Automatix") and Itran Corp. ("Itran") of Manchester, New Hampshire, a privately held corporation, with Automatix as the surviving entity. In connection with the merger, the company effected a 1 for 20 reverse stock split. The Merger has been accounted for as a pooling of interests; accordingly, the Company has restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of Automatix and Itran. (See Note 2 to Condensed Consolidated Financial Statements).

       On April 27, 1995 the Company and Robotic Vision Systems, Inc. ("RVSI") of Hauppauge, New York signed an Agreement and Plan of Merger and Reorganization, which was amended and restated as of July 11, 1995, whereby RVSI would acquire all of Acuity's outstanding stock. The transaction is intended to be completed as a tax free reorganization and to be accounted for as a pooling of interests. To effect the transaction RVSI would issue 0.766 of a share of its common stock in exchange for each outstanding share of Acuity common stock; provided, however, that if the average of the closing prices of RVSI Common Stock on the Nasdaq National Market for the 20 trading days ending on (and including) the third trading day immediately prior to the RVSI Special Meeting of Stockholders is greater than $14.50, then the exchange ratio shall be equal to the quotient of $11.107 divided by the average closing price (provided that in no event shall the exchange ratio be less than 0.555375); and if the average closing price is less than $10.00, then the exchange ratio shall be equal to the quotient of $7.66 divided by the average closing price (provided that in no event shall the exchange ratio be more than 0.925626). In addition, Acuity's outstanding stock options would be exchanged for options on RVSI'S common stock in the same ratio as described above. Consummation of the merger is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of Acuity and RVSI.

RESULTS OF OPERATIONS

       Total revenues decreased 24% in the second quarter of 1995 and 15% in the first six months of 1995 as compared to the second quarter and first six months of 1994, respectively. The quarterly decrease reflects a 25% decrease in Vision Systems and Software revenues combined with a 49% decrease in Engineering Service Revenues which were both partially offset by a 28% increase in Customer Service and Training revenues. The six month decrease reflects a 19% decrease in Vision Systems and Software revenues combined with a 10% decrease in Engineering Service revenues which were both partially offset by an 18% increase in Customer Service and Training revenues. the decrease in total revenues in the quarterly and six month periods were primarily a result of the Company's lack of securing any one or two customers which have traditionally accounted for a significant percentage of the Company's revenues. During the second quarter of 1994 revenues from an ongoing $3.6 million contract totaled 13% of q2 1994 revenues and 7% of the revenues in the first six months of 1994. There was no such comparable contract or customer which accounted for such a significant percentage of total Company revenues in either of the 1995 periods. In addition, the decrease in total revenues in each of the 1995 periods was also a result of an increased percentage of total revenues generated through the Company's distribution network, which purchase the Company's products at a discount from its standard list prices. To a lesser extent, the decreases in revenues were also attributable to a somewhat changing product line which included certain newly introduced products which did not achieve their projected sales level during the 1995 periods. Acuity believes that the trends which resulted in the reduced revenues could continue for the foreseeable future.

       The following table summarizes revenues by product line:

                                      Thirteen weeks ended       Twenty-six weeks ended
                                 ---------------------------  ---------------------------
                                     July 1,       July 2,       July 1,        July 2,
                                       1995          1994          1995          1994
                                 -------------  ------------  ------------  -------------

Revenues by Product Line:             $     %      $      %      $      %       $      %
                                      -     -      -      -      -      -       -      -

Vision Systems and Software......   3,311   81    4,414   82    7,226   80     8,873   84
Customer Service and Training ...     491   12      384    7      992   11       843    8
Engineering Services.............     297    7      588   11      776    9       859    8
                                   ------  ---   ------  ---   ------  ---   -------  ---
  Total..........................  $4,099  100%  $5,386  100%  $8,994  100%  $10,575  100%
                                   ======  ===   ======  ===   ======  ===   =======  ===


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

  Vision systems designed for the general purpose market comprise the largest portion of the Company's revenues. In the second quarter and the first six months of 1995 general purpose vision revenues accounted for 68% and 65%, respectively, of total Company revenues as compared to 68% and 65%, respectively, in the second quarter and the first six months of 1994. In 1994 general purpose vision revenues represented 69% of total Company revenues. The Company believes that this market will continue to be its fastest growing market although quarterly fluctuations are possible. Fluctuations in revenue from vision systems and software for the general purpose market were, and are expected to continue to be, primarily due to fluctuations in sales volume and to a lesser extent to price fluctuations caused be competitive pricing pressures. The Company's primary products for the general purpose market include the PV6(R) (Powervision 60(R)), PV90(R) (Powervision 90(R)), IVS(R) (Intelligent Visual
 Sensors), and the recently introduced Mentorvision(TM).

  Vision systems designed for niche (application specific) markets accounted for 13% and 16% of total Company revenues in the second quarter and the first six months of 1995, respectively, as compared to 14% and 19%, respectively, for the comparable periods in 1994. The Company believes that this market will continue to be an important part of its business but its growth is not expected to keep pace with the anticipated growth in the general purpose market, although quarterly fluctuations are possible. Fluctuations in revenue from vision systems and software for the niche market were, and are expected to continue to be, primarily due to fluctuations in sales volume and to a lesser extent to price fluctuations caused be competitive pricing pressures. The Company's primary products for the niche markets include the I-Pak(R), a pharmaceutical label inspection product; DMR (Data Matrix Reader(TM)) and the newly introduced SR-20(TM) (Symbology Reader), both readers of matrix-coded information.

  Customer Service and Training revenue, including spare parts, training and maintenance agreements, increased 28% in the second quarter of 1995 while increasing 18% in the first six months of 1995 as compared to the comparable periods in 1994. Revenues from this product line accounted for 12% and 11% of total Company revenues in the 1995 thirteen and twenty-six week periods as compared to 7% and 8% in the similar periods of 1994. While the newer generation machine vision product lines require much less repair, maintenance and general customer support than the previous models, revenues from other types of services, including maintenance contracts, training and field support, are expected to offset the decline in the demand for the spare parts of the older product lines.

    Engineering Service revenue decreased 49% in the second quarter and 10% in the first six months of 1995 as compared to the similar periods in 1994. Engineering Service revenue accounted for 7% of the total quarterly revenue and 9% of the total six month revenue in the 1995 periods as compared to 11% and 8%, respectively, of total revenues in the 1994 periods. The decreases in revenues were primarily a result of decreased billings of Engineering Service contracts under the U.S. Government sponsored SBIR program. This included billings on both ongoing and newly obtained contracts. These decreases were also partially attributed to declining revenues from sales of robotic hardware and from robotic software development contracts. The Company plans to continue work on its several SBIR contracts and to bid on new SBIR contracts in the future. The Company believes that it will experience a continuing decline in robotic related engineering service contracts but that these will be offset from new commercial and SBIR funded vision related contracts.

    Historically, Acuity has had one or two customers which have accounted for a significant percentage of its total revenues for a given year. In 1994 Brown & Williamson was Acuity's largest customer, accounting for 16% of total revenues. In 1993 Acuity's largest customer, Motorola, accounted for 12% of the Company's total revenues. As of the end of the second quarter of 1995 and also as of the date of this Form 10-QSB, the Company did not have any order or contract in its backlog that would compare with the size of the Brown & Williamson contract which was booked in March 1994 and which accounted for a significant part of the Company's total 1994 revenues. Revenue from this contract represented 13% of the Company's 1994 second quarter revenues and 7% of the Company's 1994 six month revenues (see Note 9 to the Condensed Consolidated Financial Statements). There can be no assurance that the Company will be able to secure and complete a similar contract in the future. Acuity recognizes the potential effects of reliance upon a few significant customers and therefore continues to attempt to expand its market share through a diversified customer base.

    International (outside North America) revenues remained approximately constant in the second quarter of 1995 as compared to the second quarter of 1994 while they increased 35% in the six months of 1995 as compared to the comparable period in 1994. While there was essentially no change in the comparative quarterly international total, comparative quarterly European revenues increased 8% and Asian revenues declined 28%. The six month overall increase resulted from a 42% increase in European revenues and a 16% increase in Asian revenues. The increase in international revenues in the six month period was a result of what Acuity believes were slightly improved economic conditions in Europe and Asia with regard to Acuity's products. North American revenues experienced a 29% quarterly decrease and a 25% six month decrease in 1995 as compared to the comparable 1994 periods. This decrease was primarily a result of the Company's lack of securing any one or two North American customers which traditionally account for a significant percentage of the Company's revenues. Sales to all foreign countries were made in United States Dollars with the exception of the United Kingdom in which sales are denominated in Pound Sterling and are transacted by Acuity's wholly-owned subsidiary located in the United Kingdom. Acuity believes that a weak U.S. Dollar may have contributed to the increase in foreign revenues in the periods presented and that any future strengthening of the U.S. Dollar may negatively impact the growth of foreign revenues. Acuity believes that its foreign exchange exposure from its U.K. subsidiary is not significant because revenues and a majority of the costs incurred are denominated in Pound Sterling.

    The following table summarizes revenues by geographic region:

                                     Thirteen weeks ended       Twenty-six weeks ended
                                ---------------------------  ---------------------------
                                    July 1,       July 2,       July 1,        July 2,
                                      1995          1994          1995          1994
                                --------------  -----------  ------------  -------------

Revenues by Geographic Region:      $      %      $      %      $      %       $      %
                                    -      -      -      -      -      -       -      -

  North America.................   3,212   78    4,497   83    6,559   73     8,776   83
  Europe........................     738   18      683   13    1,889   21     1,329   13
  Asia..........................     149    4      206    4      546    6       470    4
                                  ------  ---   ------  ---   ------  ---   -------  ---
     Total......................  $4,099  100%  $5,386  100%  $8,994  100%  $10,575  100%
                                  ======  ===   ======  ===   ======  ===   =======  ===


     Total costs and expenses, as a percentage of revenue, increased to 111% of revenue in the second quarter of 1995 from 94% of revenue in the second quarter of 1994 while increasing to 107% for the first six months of 1995 from 92% during the first six months of 1994. As a percentage of revenue, the change in total costs and expenses consisted of an approximate 15 percentage point increase in other costs and expenses combined with a 2 percentage point increase in the cost of goods sold during the quarterly comparative periods while the six month comparative change resulted from an approximate 12 percentage point increase in other costs and expenses combined with an approximate 3 percentage point increase in the cost of goods sold. Headcount totaled 112 at the end of the second quarter of 1995 as compared to 114 at the end of the second quarter of 1994.


     Cost of goods sold, as a percentage of revenue, increased 2 percentage points to approximately 46% in the second quarter of 1995 from approximately 44% in the second quarter of 1994 while during the 1995 six month period it increased approximately 3 percentage points to 45% from 42% in the 1994 period. The increase was primarily attributable to a product mix change to lower gross margin products in the 1995 periods. In addition, increased sales through distribution, as a percentage of total revenues, and somewhat higher manufacturing labor costs in the 1995 periods also contributed to the increased cost of goods sold. Future gross margins will be impacted by the product mix of future revenues and the level of revenues generated through the Company's distribution network. Because a significant percentage of Acuity's quarterly revenues are for products booked and shipped in the same quarter, it is difficult for Acuity to accurately predict the flow and product mix of shipments. Acuity believes that its margins could slightly further decrease due to an increased percentage of sales of lower margin products, pricing pressures and an increased percentage of sales through distribution. This trend continued throughout the second quarter of 1995 and the Company believes that it may continue for the foreseeable future. Acuity continues to monitor and react to market events and developments in an attempt to improve its gross margin levels. However, the Company's future profitability will be dependent upon the Company's ability to effectively market and manufacture its products, to develop new products to meet changing customer demands and to expand its market share through a more diversified customer base.

     Research and development expenses decreased 6% in the thirteen weeks ended July 1, 1995 while increasing 4% during the twenty-six weeks then ended as compared to the similar periods in 1994. The expense decrease in the quarterly period reflects a decreased average R&D headcount in the comparable periods which decreased salary, travel, and employee development expenses. The increase in the six month period expenses reflect costs associated with a higher headcount in the first quarter of 1995. Acuity expects to expend additional resources in the future to improve and expand its product lines and to respond to its customers' needs.

     Marketing and selling expenses increased 14% in the second quarter of 1995 and 16% in the first six months of 1995 as compared to the comparable periods in 1994. The increase was partially attributable to increased trade show, advertising, salary and travel expenses. Other expenses also increased as a result of the higher average headcount in the 1995 periods. The decrease in revenues in the 1995 quarterly and six month periods as compared to the 1994 comparable periods produced a corresponding decrease in commission expense which partially offset the other expense increases. As Acuity attempts to expand its marketing and sales programs, in an effort to increase its market share and subsequently its revenues, additional expenditures in marketing and sales are planned.

     General and administrative expenses decreased 35% in the 1995 thirteen week quarter and 23% in the 1995 twenty-six week period as compared to the similar 1994 periods. The decreases were primarily attributable to a lower average headcount which decreased salary and other employee related expenses.
Additional resources will be invested in the general and administrative areas as required by the future growth of Acuity.

     Net interest expense increased 50% in the second quarter of 1995 as compared to the second quarter of 1994 and decreased 44% in the half-year comparable periods. The quarterly comparative increase was due to the Company's higher borrowings in the 1995 quarterly period. The six month comparative decrease was primarily a result of the retirement of the Company's 10% subordinated notes which were paid on April 1, 1994 (see Note 8 to the Condensed Consolidated Financial Statements).

     A provision for income taxes was not made in either the 1995 quarterly or six month periods since the Company had operating losses. The 1994 rate of approximately 10% reflects federal and state taxes, and the use of tax loss and tax credit carryovers. The Company has significant tax loss and tax credit carryovers both in the United States and the United Kingdom, but these have certain limitations on their use.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

     For the twenty-six weeks ended July 1, 1995, cash and cash equivalents decreased 27% from the 1994 year end amount. At the end of the second quarter of 1995 working capital totaled $929,000 as compared to $2,470,000 at year end 1994, a decrease of 62%. The significant decline was primarily a result of the Company's line of credit becoming a short term liability as of April 1, 1995 and the Company's twenty-six week loss of $640,000.

     In March 1995 the Company secured, from a commercial bank, a long term $3.5 million line of credit carrying more favorable terms than its previous line from another commercial bank (See Notes 8 and 10 to Condensed Consolidated Financial Statements). However, since the Company was in default of certain covenants under this line of credit as of July 1, 1995, the then borrowings of $1,300,000 are classified as a short term liability in the Company's unaudited July 1, 1995 Balance Sheet. The Company has obtained forbearance from such defaults from its bank until the earlier of (i) September 30, 1995 or (ii) any termination of the Company's arrangement for its contemplated merger with RVSI without such merger having been consummated. In the event that either of the two events occurs, the Company would need to enter into negotiations with its bank in an attempt to resolve the termination of such forbearance. As of the date of this Form 10-QSB borrowings of $1,375,000 were outstanding and the Company had approximately another $48,000 in available borrowings against its line of credit.

     During the twenty-six weeks ended July 1, 1995 the Company received $167,000 from the exercise of stock options and borrowed an additional $285,000 on its line of credit. During the same period the Company invested $343,000 in the purchase of property and equipment. These costs were primarily for assets required for product development and enhancement. As of July 1, 1995 the Company had capitalized $185,000 of merger related costs associated with the proposed RVSI merger and such costs are classified in the Company's July 1, 1995 Balance Sheet as other assets. Such costs, combined with future merger related costs, are expected be expensed in the quarter in which the merger is consummated.

     Commencing in the second quarter of 1995, in order to conserve its cash resources and in an effort to improve its operating results, the Company has reduced previously planned purchases of capital assets, closely monitored its non-fixed expenses, and offered discounts and otherwise endeavored to accelerate the payment of its receivables.

     If the contemplated merger with RVSI is not consummated, the forbearance of the Company's bank lender would terminate and the Company would need to either renegotiate the terms of its line of credit or obtain additional funds to repay its bank lender. In view of the Company's recent losses, no assurance can be given that the Company could renegotiate such line of credit or obtain additional funds on terms acceptable to the Company. In such event, the Company would need to re-evaluate its business plan and expenditures in order to significantly reduce its cash outflows.

     Due to recent losses in 1995, the Company revised downward its plans to purchase capital assets during the current fiscal year. These costs are not expected to have a material effect on the Company's operations. The Company has no material commitments for capital expenditures. Inventory levels should remain somewhat consistent with levels maintained during the past two years, other than possible fluctuations caused by the timing of large orders.

     The Company has incurred significant operating losses during its history and has an accumulated deficit of approximately $60,000,000. In the past, the Company attempted to address the primary issues which led to its significant operating losses in past years by changing its product lines, restructuring, and merging with Itran in January 1994. While the Company completed four profitable quarters during 1994 since the Merger, each with increasing revenues, the first and second quarters of 1995 showed a decline in revenues and a net loss. The Company reduced its headcount at the end of March 1995 in an attempt to bring its expense level in line with its projected revenue levels. Such measures may again be required if the booking and revenue trends experienced during the first half of 1995 continue. There can be no assurance that these measures, or any further measures the Company may employ, will cause the Company to experience revenue growth or have profitable operations in the future. The Company's future liquidity and profitability are dependent upon the Company's ability to effectively market and manufacture its products, to develop new products to meet changing customer demands and to expand its market share through a more diversified customer base.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10SS* Agreement and Plan of Merger and Reorganization dated as of April 27,
           1995, as amended and restated as of July 11, 1995 by and among Robotic Vision Systems, Inc., RVSI Acquisition Corp. and Acuity Imaging, Inc.

     11    Computation of Per Share Earnings
     27    Financial Data Schedule (EDGAR)

     * Incorporated by reference from Joint Proxy Statement/Prospectus contained as part of registration statement on Form S-4 of Robotic Vision Systems, Inc. (registration number 33-59637) effective August 9, 1995.


(b)  Reports on Form 8-K

       There were three reports on Form 8-K filed during the thirteen weeks ended July 1, 1995.

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

       There was one report on Form 8-K filed subsequent to the thirteen weeks ended July 1, 1995 and prior to the filing of this Form 10-QSB.

           The Form 8-K Report dated July 11, 1995  concerning Item 5. "Other
           Events" was   filed with the S.E.C. and is incorporated herein by
           reference.


                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       ACUITY IMAGING, INC.


Date:  August 11, 1995                  /s/ Ofer Gneezy
                                        ----------------
                                        Ofer Gneezy
                                        President

Date:  August 11, 1995                  /s/ John A. Rogers
                                        -------------------
                                        John A. Rogers
                                        Vice President and
                                        Chief Financial Officer

                     EXHIBIT INDEX                           PAGE NO.
                     -------------                           --------


      11  Computation of Per Share Earnings                    16
      27  Financial Data Schedule (EDGAR)                      17